Form 10-K
period 2007-12-31
Bear Stearns Commercial Mortgage Securities Trust 2007-PWR16
filed 2008-03-31
CIK 1399055

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2007

      OR


  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from ____________ to ____________



      Commission file number: 333-130789-06

      Bear Stearns Commercial Mortgage Securities Trust 2007-PWR16 (exact name of issuing entity as specified in its charter)

      Bear Stearns Commercial Mortgage Securities Inc.
      (exact name of the depositor as specified in its charter)

      Bear Stearns Commercial Mortgage, Inc.
      Prudential Mortgage Capital Funding, LLC
      Wells Fargo Bank, N.A.
      Nationwide Life Insurance Company
      Principal Commercial Funding II, LLC
      (exact name of each of the sponsors as specified in its charter)



  New York                                54-2200238
  (State or other jurisdiction of         54-2200239
  incorporation or organization of        54-2200240
  issuing entity)                         54-6747811
                                          54-6747812
                                          (I.R.S. Employer
                                          Identification No. of
                                          issuing entity)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                 21045
  (Address of principal executive               (Zip Code of issuing
  offices of issuing entity)                    entity)


 Telephone number of issuing entity, including area code: (410) 884-2000




  Securities registered pursuant to Section 12(b) of the Act:

    NONE.



  Securities registered pursuant to Section 12(g) of the Act:

    NONE.



  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

    Yes ___     No  X



  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

    Yes ___     No  X




  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes  X      No ___



  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    Not applicable.



  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer ___
   Accelerated filer ___
   Non-accelerated filer X (Do not check if a smaller reporting company) Smaller reporting company ___

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

    Yes ___     No  X



  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

    Not applicable.



  DOCUMENTS INCORPORATED BY REFERENCE

  See Item 15 (a).



                                     PART I

  Item 1.      Business.

               Not applicable.


  Item 1A.     Risk Factors.

               Not applicable.


  Item 1B.     Unresolved Staff Comments.

               None.


  Item 2.      Properties.

               Not applicable.


  Item 3.      Legal Proceedings.

               Not applicable.


  Item 4.      Submission of Matters to a Vote of Security Holders.

               Not applicable.




                                     PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

               Not applicable.


  Item 6.      Selected Financial Data.

               Not applicable.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

               Not applicable.


  Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

               Not applicable.


  Item 8.      Financial Statements and Supplementary Data.

               Not applicable.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

               Not applicable.


  Item 9A.     Controls and Procedures.

               Not applicable.


  Item 9A(T).  Controls and Procedures.

               Not applicable.


  Item 9B.     Other Information.

               To be update with disclosure with JP Morgan and Bear agreement guarantee (press release, merger aggreement, guarantee)




                                    PART III

  Item 10.     Directors, Executive Officers and Corporate Governance.

               Not applicable.


  Item 11.     Executive Compensation.

               Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

               Not applicable.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

               Not applicable.


  Item 14.     Principal Accounting Fees and Services.

               Not applicable.




                   ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB


Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

-------------------------------------------------------------------------------
                         Beacon D.C. & Seattle Pool Loan

   Property                                            Borrower Reported NOI
                                            (April 10,2007 - December 31, 2007)
-------------------------------------------------------------------------------
  Wells Fargo Center                                        $  12,159,135.90
  Washington Mutual Tower (1)                               $   9,574,525.30
  City Center Bellevue                                      $   5,669,728.56
  Sunset North                                              $   6,697,694.78
  Plaza Center and US Bank Tower                            $   5,437,604.55
  Eastgate Office Park                                      $   2,344,378.01
  Lincoln Executive Center Buildings I, II, III, A&B        $   2,723,394.44
  Plaza East                                                $   1,420,153.90
  Key Center                                                $   7,791,286.90
  One, Two & Three Lafayette Centre                         $  11,197,146.34
  Market Square (2)                                         $  16,923,401.63
  Army and Navy Club Building                               $   2,008,282.90
  Liberty Place                                             $   3,426,626.57
  Reston Town Center (3)                                    $  15,983,352.44
  1616 North Fort Myer Drive                                $   4,860,718.39
  1300 North Seventeenth Street (4)                         $   6,761,331.54
  Booz Allen Complex                                        $  11,710,023.51
  Polk & Taylor Buildings                                   $  15,837,501.02
  American Center                                           $   4,028,874.37
  11111 Sunset Hills Road                                   $   2,376,221.67
                                                     ------

(1) Represents a 62.8% interest in the Washington Mutual Tower property
      (in which an affiliate of the borrower is a 62.8% partner), prior to payment of approximately $3,605,875 of annual debt service ($2,264,490 based on a 62.8% pro-rata portion) on approximately $79,250,000 of existing debt ($49,769,000 based on a 62.8% pro-rata portion).
  (2) Represents a 100% interest in the Market Square property, prior to payment of existing debt to affiliates of the borrower, and prior to disbursement of 70% of cash flows after debt service to an affiliate of the borrower, and 30% to a non-affiliate.
  (3) Represents the Net Operating Income of the Reston Town Center property prior to payment of approximately $12,226,005 of annual debt service on approximately $211,250,000 of existing debt.
  (4) Represents the Net Operating Income of the 1300 North Seventeenth Street property prior to payment of approximately $4,754,630 of annual debt service on approximately $77,347,410 of existing debt.


The Beacon D.C. & Seattle Pool mortgage loan constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB and as disclosed in the prospectus supplement for Bear Stearns Commercial Mortgage Securities Trust 2007-PWR16, Commercial Mortgage Pass-Through Certificates, Series 2007-PWR16. In accordance with Item 1112(b) of Regulation AB, the most recent un-audited net operating income of the significant obligor, as provided by the related borrower, was $148,931,382.72 (on an actual basis without adjustment except as noted in the footnotes to the chart above) for the period between the acquisition date, April 10, 2007, and the end of the fourth quarter, December 31, 2007.

-------------------------------------------------------------------------------
    Property Name                  Borrower Reported Net Operating Income
                                      2003                    2004
-------------------------------------------------------------------------------
Market Square (1)                $ 23,708,640           $ 23,025,123
Washington Mutual Tower (2)      $ 16,537,073           $ 16,488,332
Reston Town Center (3)           $ 16,708,954           $ 19,786,226
1300 North Seventeenth Street (4)$  6,893,756           $  6,638,448

   Property Name                  Borrower Reported Net Operating Income
                                      2005                    2006
-------------------------------------------------------------------------------
Market Square (1)                $ 20,808,432           $ 18,729,016
Washington Mutual Tower (2)      $ 16,274,293           $ 15,919,520
Reston Town Center (3)           $ 20,712,822           $ 21,366,057
1300 North Seventeenth Street (4)$  8,580,337           $  9,069,143

-------------------------------------------------------------------------------
    Property Name          Borrower Reported 2007       Borrower Reported 2007
                                Total Revenue (1)     Net Operating Income (1)
-------------------------------------------------------------------------------
Market Square                    $ 29,214,988.44        $ 16,923,401.63


-------------------------------------------------------------------------------
    Property Name               Borrower Reported         Borrower Reported
                                 Total Assets (2)     Long-Term Obligations (2)
------------------------------------------------------------------------------
Market Square                   $ 514,279,038.95           $ 418,865,800.72
Washington Mutual Tower *       $ 306,962,526.18 *         $             -- *
Reston Town Center              $ 429,656,418.24           $ 217,153,567.10
1300 North Seventeenth Street   $ 179,926,144.30           $  78,471,098.41

Washington Mutual Tower *        $ 14,972,535.85 *      $  9,574,525.30 *
Reston Town Center               $ 24,948,762.70        $ 15,983,352.44
1300 North Seventeenth Street    $  9,960,036.25        $  6,761,331.54

-------------------------------------------------------------------------------

* Borrower Reported Total Revenue and Net Operating Income was adjusted to reflect a 62.8% interest in the operating statements provided for property owner, Third and University Limited Partnership. Total Assets and Long Term Obligations are reported for the Borrower's 62.8% joint venture interest, WA-1201 Third Avenue, without adjustment. Third and University Limited Partnership reports total assets of $120,672,330 and total long-term obligations of $79,364,970 according to the balance sheet provided by the related borrower dated December 31, 2007.

Pursuant to Rule 12b-21 under the Securities Exchange Act of 1934, as amended, the Depositor has not included certain financial information including net operating income, net sales or operating revenues and income from continuing operations with respect to the Cash Flow Assets and the Additional Property for 2003, 2004, 2005, 2006 and the period between January 1, 2007 and April 10, 2007 and, with respect to each other Mortgaged Property, for the period between January 1, 2007 and April 10, 2007 (collectively the "Non-Provided Information"). The borrower did not own the Mortgaged Properties during the foregoing periods. The Mortgaged Properties (or equity interests in the owners thereof) were acquired by the borrower on April 10, 2007 from EOP Operating Limited Partnership and/or affiliates or subsidiaries thereof (collectively, "EOP/Blackstone"). The registrant and its affiliates are not affiliated with the borrower or EOP/Blackstone and the borrower is not affiliated with EOP/Blackstone. The Non-Provided Information was requested from the borrower, and the borrower indicated that it does not possess the Non-Provided Information.



Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114 (a) of Regulation AB.



Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under Item 1115 of Regulation AB.



Item 1117 of Regulation AB, Legal Proceedings.

With respect to the Beacon Seattle & DC Portfolio Pooled Mortgage Loan, representing approximately 14.7% of the initial mortgage pool balance and approximately 16.7% of the initial loan group 1 balance, a lawsuit involving the development of Market Square property filed in February 2001 (after a substantially similar action was dismissed from federal court following dismissal of a RICO count, upheld on appeal) is pending. The defendants are the general partner of the property owner and the current and former partners in and affiliates of such general partner and the plaintiff is the limited partner of the property owner. The complaint alleges fraud, conspiracy, breach of contract, breach of fiduciary duty, inducement of fiduciary breach, and failure to provide access to the books and records of the property owner and seeks monetary and injunctive relief. The defendants filed an answer in November 2001 denying liability. Document discovery was substantially completed in 2003 but depositions have not commenced. The case currently is stayed pending the interlocutory appeal noted below. The defendants appealed an order granting in part a motion by the plaintiff to compel the production of certain privileged documents. On January 30, 2007, in connection with the above action, Western Associates Limited Partnership, the plaintiffs under the complaint, delivered a Notice of Lis Pendens, which is a written notice that a lawsuit has been filed regarding title to real property or an interest therein.

On April 22, 2007, ABN AMRO Holding N.V. agreed to sell ABN AMRO North America Holding Company, the indirect parent of LaSalle Bank National Association, to Bank of America Corporation. The proposed sale currently includes all parts of the Global Securities and Trust Services Group within LaSalle Bank engaged in the business of acting as trustee, securities administrator, master servicer, custodian, collateral administrator, securities intermediary, fiscal agent and issuing and paying agent in connection with securitization transactions. The contract between ABN AMRO Bank N.V. and Bank of America Corporation contains a 14 calendar day "go shop" clause which continued until 11:59 PM New York time on May 6th, 2007. ABN AMRO Bank N.V. filed a copy of this contract on Form 6-K with the Securities and Exchange Commission on April 25, 2007. The contract provides that the sale of LaSalle Bank National Association is subject to regulatory approvals and other customary closing conditions. The contract referenced above was entered into by ABN AMRO Bank N.V. without shareholder approval. In response to a challenge of the sale by a shareholders group, a judge in the Enterprise Chamber of the Amsterdam Superior Court in the Netherlands ruled on May 3, 2007 that ABN AMRO Holding N.V. was not permitted to proceed with the sale of LaSalle Bank without shareholder approval. As of the date hereof, a shareholders' meeting to vote on the proposed sale of LaSalle Bank National Association has not occurred. Various interested parties have filed or have indicated that they will file an appeal of the ruling. On May 4, 2007, Bank of America Corporation filed a lawsuit against ABN AMRO Bank N.V. and ABN AMRO Holding N.V. in the U.S. District Court for the Southern District of New York (Manhattan) seeking, among other things, an injunction prohibiting ABN AMRO Bank N.V. and ABN AMRO Holding N.V. from negotiating a sale of LaSalle Bank National Association or selling

LaSalle Bank National Association to any third party other than as provided for in the contract referenced above, monetary damages and specific performance.



Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously disclosed in a 424(b)(5) filed on June 20, 2007 (Commission File No. 333-130789-06).



Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15(a).

         LaSalle Bank National Association's ("LaSalle") Report on Assessment of Compliance with Servicing Criteria for 2007 (the "2007 Assessment") attached to this Report on Form 10-K describes in Appendix B the following material instance of noncompliance related to investor reporting:

         "1122(d)(3)(i)(A) and (B) - During the Reporting Period, certain monthly investor or remittance reports were not prepared in accordance with the terms set forth in the transaction agreements and certain investor reports did not provide the information calculated in accordance with the terms specified in the transaction agreements for which certain individual errors may or may not have been material."

         The investor reporting errors identified on LaSalle's 2007 Assessment as material instances of noncompliance (the "Investor Reporting Errors") included, for example, revised delinquency, REO, foreclosure, repurchase, payoff or modified loan counts, category indicators and/or balances. The conclusion that the Investor Reporting Errors amounted to a material instance of noncompliance was based primarily on the aggregate number of errors as opposed to the materiality of any one error.

         The Investor Reporting Errors were generally caused by human error resulting primarily from high volume monthly data processing demands that had to be addressed within constricted time frames with less than a full complement of operational staff. Between the fourth quarter of the Reporting Period and the date of the 2007 Assessment, LaSalle has employed additional operational staff to accommodate the high volume of monthly investor reporting requirements and minimize the risk of the Investor Reporting Errors recurring. Other necessary controls are in place to minimize the risk of such errors.

         With respect to the specific pool assets and asset-backed securities related to the Investor Reporting Errors, the errors did not have, and are not reasonable likely in the future to have, any material impact or effect on pool asset performance, servicing of the pool assets and payments or expected payments on the mortgage-backed securities.



Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached hereto under Item 15(a).



                               Part IV

  Item 15. Exhibits, Financial Statement Schedules.

  (a) Exhibits.

  (1) Not applicable.

  (2) Not applicable.

  (3)

  (4) Pooling and Servicing Agreement, dated as of June 1, 2007, among Bear Stearns Commercial Mortgage Securities Inc. as Depositor, Prudential Asset Resources, Inc. as a Master Servicer and as Loan Specific Special Servicer, Wells Fargo Bank, National Association as a Master Servicer, as Certificate Administrator and as Tax Administrator, Centerline Servicing Inc. as General Special Servicer and LaSalle Bank National Association as Trustee (As previously filed on Form 8-K filed on July 12, 2007 (Commission File No. 333-130789-06) and is hereby incorporated by reference into this report on Form 10-K).

  (10.1) Primary Servicing Agreement, dated as of June 1, 2007, by and between Wells Fargo Bank, National Association, as Master Servicer, and Principal Global Investors, LLC, as primary servicer (As previously filed on Form 8-K filed on July 12, 2007 (Commission File No. 333-130789-06) and is hereby incorporated by reference into this report on Form 10-K).

  (10.2) Primary Servicing Agreement, dated as of June 1, 2007, by and between Wells Fargo Bank, National Association, as Master Servicer, and Nationwide Life Insurance Company, as primary servicer (As previously filed on Form 8-K filed on July 12, 2007 (Commission File No. 333-130789-06) and is hereby incorporated by reference into this report on Form 10-K).

  (10.3) Mortgage Loan Purchase and Sale Agreement, dated as of June 6, 2007, by and between Bear Stearns Commercial Mortgage Securities Inc. and Prudential Mortgage Capital Funding, LLC (As previously filed on Form 8-K filed on July 12, 2007 (Commission File No. 333-130789-06) and is hereby incorporated by reference into this report on Form 10-K).

  (10.4) Mortgage Loan Purchase and Sale Agreement, dated as of June 6, 2007, by and between Bear Stearns Commercial Mortgage Securities Inc. and Bear Stearns Commercial Mortgage, Inc. (As previously filed on Form 8-K filed on July 12, 2007 (Commission File No. 333-130789-06) and is hereby incorporated by reference into this report on Form 10-K).

  (10.5) Mortgage Loan Purchase and Sale Agreement, dated as of June 6, 2007, by and between Bear Stearns Commercial Mortgage Securities Inc. and Wells Fargo Bank, National Association (As previously filed on Form 8-K filed on July 12, 2007 (Commission File No. 333-130789-06) and is hereby incorporated by reference into this report on Form 10-K).

  (10.6) Mortgage Loan Purchase and Sale Agreement, dated as of June 6, 2007, by and between Bear Stearns Commercial Mortgage Securities Inc. and Principal Commercial Funding II, LLC (As previously filed on Form 8-K filed on July 12, 2007 (Commission File No. 333-130789-06) and is hereby incorporated by reference into this report on Form 10-K).

  (10.7) Mortgage Loan Purchase and Sale Agreement, dated as of June 6, 2007, by and between Bear Stearns Commercial Mortgage Securities Inc. and Nationwide Life Insurance Company (As previously filed on Form 8-K filed on July 12, 2007 (Commission File No. 333-130789-06) and is hereby incorporated by reference into this report on Form 10-K).

  (31) Rule 13a-14(d)/15d-14(d) Certification.

  (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Centerline Servicing Inc. as Special Servicer
    33.2 Centerline Servicing Inc. as Special Servicer for the Beacon Seattle & DC Portfolio
    loan
    33.3 First American Commercial Real Estate Services, Inc. as Sub-Contractor for Wachovia
    Bank, National Association
    33.4 Global Realty Outsourcing, Inc. as Sub-Contractor for Wachovia Bank, National
    Association
    33.5 LaSalle Bank National Association as Custodian and Paying Agent for the Beacon
    Seattle & DC Portfolio loan
    33.6 LaSalle Bank National Association as Trustee
    33.7 Nationwide Life Insurance Company as Primary Servicer
    33.8 Principal Global Investors, LLC as Primary Servicer
    33.9 Prudential Asset Resources, Inc. as Master Servicer
    33.10 Prudential Asset Resources, Inc. as Special Servicer
    33.11 The Bank of New York as Trustee for the Beacon Seattle & DC Portfolio loan
    33.12 Wachovia Bank, National Association as Primary Servicer for the Beacon Seattle &
    DC Portfolio loan
    33.13 Wells Fargo Bank, N.A. as Certificate Administrator
    33.14 Wells Fargo Bank, N.A. as Master Servicer for the Beacon Seattle & DC Portfolio
    loan
    33.15 Wells Fargo Bank, N.A. as Master Servicer



  (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Centerline Servicing Inc. as Special Servicer
    34.2 Centerline Servicing Inc. as Special Servicer for the Beacon Seattle & DC
    Portfolio loan
    34.3 First American Commercial Real Estate Services, Inc. as Sub-Contractor for
    Wachovia Bank, National Association
    34.4 Global Realty Outsourcing, Inc. as Sub-Contractor for Wachovia Bank, National
    Association
    34.5 LaSalle Bank National Association as Custodian and Paying Agent for the Beacon
    Seattle & DC Portfolio loan
    34.6 LaSalle Bank National Association as Trustee
    34.7 Nationwide Life Insurance Company as Primary Servicer
    34.8 Principal Global Investors, LLC as Primary Servicer
    34.9 Prudential Asset Resources, Inc. as Master Servicer
    34.10 Prudential Asset Resources, Inc. as Special Servicer
    34.11 The Bank of New York as Trustee for the Beacon Seattle & DC Portfolio loan
    34.12 Wachovia Bank, National Association as Primary Servicer for the Beacon Seattle &
    DC Portfolio loan
    34.13 Wells Fargo Bank, N.A. as Certificate Administrator
    34.14 Wells Fargo Bank, N.A. as Master Servicer for the Beacon Seattle & DC Portfolio
    loan
    34.15 Wells Fargo Bank, N.A. as Master Servicer



   (35) Servicer compliance statement.



    35.1 Centerline Servicing Inc. as Special Servicer
    35.2 Centerline Servicing Inc. as Special Servicer for the Beacon Seattle & DC Portfolio
    loan
    35.3 Principal Global Investors, LLC as Primary Servicer
    35.4 Prudential Asset Resources, Inc. as Master Servicer
    35.5 Prudential Asset Resources, Inc. as Special Servicer
    35.6 Wachovia Bank, National Association as Primary Servicer for the Beacon Seattle & DC
    Portfolio loan
    35.7 Wells Fargo Bank, N.A. as Certificate Administrator
    35.8 Wells Fargo Bank, N.A. as Master Servicer for the Beacon Seattle & DC Portfolio loan
    35.9 Wells Fargo Bank, N.A. as Master Servicer



   (b) See (a) above.

   (c) Not applicable.



                          SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   Bear Stearns Commercial Mortgage Securities Inc.
   (Depositor)


   /s/ Adam Ansaldi
   Adam Ansaldi, Vice President
   (senior officer in charge of securitization of the depositor)


    Date:   March 31, 2008



  Exhibit Index

  Exhibit No.


   (4) Pooling and Servicing Agreement, dated as of June 1, 2007, among Bear Stearns Commercial Mortgage Securities Inc. as Depositor, Prudential Asset Resources, Inc. as a Master Servicer and as Loan Specific Special Servicer, Wells Fargo Bank, National Association as a Master Servicer, as Certificate Administrator and as Tax Administrator, Centerline Servicing Inc. as
   General Special Servicer and LaSalle Bank National Association as Trustee (As previously filed on Form 8-K filed on July 12, 2007 (Commission File No. 333-130789-06) and is hereby incorporated by reference into this report on Form 10-K).

   (10.1) Primary Servicing Agreement, dated as of June 1, 2007, by and between Wells Fargo Bank, National Association, as Master Servicer, and Principal Global Investors, LLC, as primary servicer (As previously filed on Form 8-K filed on July 12, 2007 (Commission File No. 333-130789-06) and is hereby incorporated by reference into this report on Form 10-K).

   (10.2) Primary Servicing Agreement, dated as of June 1, 2007, by and between Wells Fargo Bank, National Association, as Master Servicer, and Nationwide Life Insurance Company, as primary servicer (As previously filed on Form 8-K filed on July 12, 2007 (Commission File No. 333-130789-06) and is hereby incorporated by reference into this report on Form 10-K).

   (10.3) Mortgage Loan Purchase and Sale Agreement, dated as of June 6, 2007, by and between Bear Stearns Commercial Mortgage Securities Inc. and Prudential Mortgage Capital Funding, LLC (As previously filed on Form 8-K filed on July 12, 2007 (Commission File No. 333-130789-06) and is hereby incorporated by reference into this report on Form 10-K).

   (10.4) Mortgage Loan Purchase and Sale Agreement, dated as of June 6, 2007, by and between Bear Stearns Commercial Mortgage Securities Inc. and Bear Stearns Commercial Mortgage, Inc. (As previously filed on Form 8-K filed on July 12, 2007 (Commission File No. 333-130789-06) and is hereby incorporated by reference into this report on Form 10-K).

   (10.5) Mortgage Loan Purchase and Sale Agreement, dated as of June 6, 2007, by and between Bear Stearns Commercial Mortgage Securities Inc. and Wells Fargo Bank, National Association (As previously filed on Form 8-K filed on July 12, 2007 (Commission File No. 333-130789-06) and is hereby incorporated by reference into this report on Form 10-K).

   (10.6) Mortgage Loan Purchase and Sale Agreement, dated as of June 6, 2007, by and between Bear Stearns Commercial Mortgage Securities Inc. and Principal Commercial Funding II, LLC (As previously filed on Form 8-K filed on July 12, 2007 (Commission File No. 333-130789-06) and is hereby incorporated by reference into this report on Form 10-K).

   (10.7) Mortgage Loan Purchase and Sale Agreement, dated as of June 6, 2007, by and between Bear Stearns Commercial Mortgage Securities Inc. and Nationwide Life Insurance Company (As previously filed on Form 8-K filed on July 12, 2007 (Commission File No. 333-130789-06) and is hereby incorporated by reference into this report on Form 10-K).

   (31) Rule 13a-14(d)/15d-14(d) Certification.

   (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Centerline Servicing Inc. as Special Servicer
    33.2 Centerline Servicing Inc. as Special Servicer for the Beacon Seattle & DC Portfolio
    loan
    33.3 First American Commercial Real Estate Services, Inc. as Sub-Contractor for Wachovia
    Bank, National Association
    33.4 Global Realty Outsourcing, Inc. as Sub-Contractor for Wachovia Bank, National
    Association
    33.5 LaSalle Bank National Association as Custodian and Paying Agent for the Beacon
    Seattle & DC Portfolio loan
    33.6 LaSalle Bank National Association as Trustee
    33.7 Nationwide Life Insurance Company as Primary Servicer
    33.8 Principal Global Investors, LLC as Primary Servicer
    33.9 Prudential Asset Resources, Inc. as Master Servicer
    33.10 Prudential Asset Resources, Inc. as Special Servicer
    33.11 The Bank of New York as Trustee for the Beacon Seattle & DC Portfolio loan
    33.12 Wachovia Bank, National Association as Primary Servicer for the Beacon Seattle &
    DC Portfolio loan
    33.13 Wells Fargo Bank, N.A. as Certificate Administrator
    33.14 Wells Fargo Bank, N.A. as Master Servicer for the Beacon Seattle & DC Portfolio
    loan
    33.15 Wells Fargo Bank, N.A. as Master Servicer


   (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Centerline Servicing Inc. as Special Servicer
    34.2 Centerline Servicing Inc. as Special Servicer for the Beacon Seattle & DC Portfolio
    loan
    34.3 First American Commercial Real Estate Services, Inc. as Sub-Contractor for Wachovia
    Bank, National Association
    34.4 Global Realty Outsourcing, Inc. as Sub-Contractor for Wachovia Bank, National
    Association
    34.5 LaSalle Bank National Association as Custodian and Paying Agent for the Beacon
    Seattle & DC Portfolio loan
    34.6 LaSalle Bank National Association as Trustee
    34.7 Nationwide Life Insurance Company as Primary Servicer
    34.8 Principal Global Investors, LLC as Primary Servicer
    34.9 Prudential Asset Resources, Inc. as Master Servicer
    34.10 Prudential Asset Resources, Inc. as Special Servicer
    34.11 The Bank of New York as Trustee for the Beacon Seattle & DC Portfolio loan
    34.12 Wachovia Bank, National Association as Primary Servicer for the Beacon Seattle &
    DC Portfolio loan
    34.13 Wells Fargo Bank, N.A. as Certificate Administrator
    34.14 Wells Fargo Bank, N.A. as Master Servicer for the Beacon Seattle & DC Portfolio
    loan
    34.15 Wells Fargo Bank, N.A. as Master Servicer


   (35) Servicer compliance statement.



    35.1 Centerline Servicing Inc. as Special Servicer
    35.2 Centerline Servicing Inc. as Special Servicer for the Beacon Seattle & DC
    Portfolio loan
    35.3 Principal Global Investors, LLC as Primary Servicer
    35.4 Prudential Asset Resources, Inc. as Master Servicer
    35.5 Prudential Asset Resources, Inc. as Special Servicer
    35.6 Wachovia Bank, National Association as Primary Servicer for the Beacon Seattle &
    DC Portfolio loan
    35.7 Wells Fargo Bank, N.A. as Certificate Administrator
    35.8 Wells Fargo Bank, N.A. as Master Servicer for the Beacon Seattle & DC Portfolio
    loan
    35.9 Wells Fargo Bank, N.A. as Master Servicer
